Form 10-K/A
period 1999-12-31
NORWEST ASSET SECURITIES CORP MOR PAS THR CERT SERS 1999-18
filed 2001-04-19
CIK 1089640

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-22

  Norwest Asset Securities Corporation
  Mortgage Pass-Through Certificates, Series 1999-18 Trust
        (Exact name of registrant as specified in its charter)



New York                          52-2182727
                                  52-2182728
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-18 Trust established pursuant to the Pooling and Servicing Agreement among Norwest Asset Securities Corporation as Seller, Wells Fargo Bank Minnesota, N.A. as Master Servicer, United States Trust Company of New York as Trustee, and First Union National Bank as Trust Administrator pursuant to which the Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-18 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                     a)   BANK UNITED <F1>
                     b)   CHASE MANHATTAN MTG CORP  <F1>
                     c)   COUNTRYWIDE FUNDING   <F1>
                     d)   FIRST UNION MTG CORP  <F1>
                     e)   FT MTG COMPANIES      <F1>
                     f)   HIBERNIA NATIONAL BANK  <F3>
                     g)   HOMESIDE LENDING INC (FL)  <F1>
                     h)   HUNTINGTON MTG CO      <F1>
                     i)   MERRILL LYNCH CREDIT CORP   <F1>
                     j)   MORGAN STANLEY DEAN WITTER  <F1>
                     k)   NATIONAL CITY MTG CO <F1>
                     l)   NORWEST MTG INC       <F1>
                     m)   PLYMOUTH SAVINGS BANK <F1>
                     n)   SUN TRUST MTG INC     <F1>

             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                     a)   BANK UNITED <F1>
                     b)   CHASE MANHATTAN MTG CORP  <F1>
                     c)   COUNTRYWIDE FUNDING   <F1>
                     d)   FIRST UNION MTG CORP  <F1>
                     e)   FT MTG COMPANIES      <F1>
                     f)   HIBERNIA NATIONAL BANK  <F3>
                     g)   HOMESIDE LENDING INC (FL)  <F1>
                     h)   HUNTINGTON MTG CO      <F1>
                     i)   MERRILL LYNCH CREDIT CORP   <F1>
                     j)   MORGAN STANLEY DEAN WITTER  <F1>
                     k)   NATIONAL CITY MTG CO <F1>
                     l)   NORWEST MTG INC       <F1>
                     m)   PLYMOUTH SAVINGS BANK <F1>
                     n)   SUN TRUST MTG INC     <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                     a)   BANK UNITED <F1>
                     b)   CHASE MANHATTAN MTG CORP  <F1>
                     c)   COUNTRYWIDE FUNDING   <F1>
                     d)   FIRST UNION MTG CORP  <F1>
                     e)   FT MTG COMPANIES      <F1>
                     f)   HIBERNIA NATIONAL BANK  <F3>
                     g)   HOMESIDE LENDING INC (FL)  <F1>
                     h)   HUNTINGTON MTG CO      <F1>
                     i)   MERRILL LYNCH CREDIT CORP   <F1>
                     j)   MORGAN STANLEY DEAN WITTER  <F1>
                     k)   NATIONAL CITY MTG CO <F1>
                     l)   NORWEST MTG INC       <F1>
                     m)   PLYMOUTH SAVINGS BANK <F1>
                     n)   SUN TRUST MTG INC     <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


            (b) On October 7, 1999, November 4, 1999, and December 10, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 Norwest Asset Securities Corporation
 Mortgage Pass-Through Certificates, Series 1999-18 Trust


Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Sherri Sharps, Vice president
By:  /s/  Sherri Sharps, Vice president

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                     a)   BANK UNITED <F1>
                     b)   CHASE MANHATTAN MTG CORP  <F1>
                     c)   COUNTRYWIDE FUNDING   <F1>
                     d)   FIRST UNION MTG CORP  <F1>
                     e)   FT MTG COMPANIES      <F1>
                     f)   HIBERNIA NATIONAL BANK  <F3>
                     g)   HOMESIDE LENDING INC (FL)  <F1>
                     h)   HUNTINGTON MTG CO      <F1>
                     i)   MERRILL LYNCH CREDIT CORP   <F1>
                     j)   MORGAN STANLEY DEAN WITTER  <F1>
                     k)   NATIONAL CITY MTG CO <F1>
                     l)   NORWEST MTG INC       <F1>
                     m)   PLYMOUTH SAVINGS BANK <F1>
                     n)   SUN TRUST MTG INC     <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                     a)   BANK UNITED <F1>
                     b)   CHASE MANHATTAN MTG CORP  <F1>
                     c)   COUNTRYWIDE FUNDING   <F1>
                     d)   FIRST UNION MTG CORP  <F1>
                     e)   FT MTG COMPANIES      <F1>
                     f)   HIBERNIA NATIONAL BANK  <F3>
                     g)   HOMESIDE LENDING INC (FL)  <F1>
                     h)   HUNTINGTON MTG CO      <F1>
                     i)   MERRILL LYNCH CREDIT CORP   <F1>
                     j)   MORGAN STANLEY DEAN WITTER  <F1>
                     k)   NATIONAL CITY MTG CO <F1>
                     l)   NORWEST MTG INC       <F1>
                     m)   PLYMOUTH SAVINGS BANK <F1>
                     n)   SUN TRUST MTG INC     <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   BANK UNITED <F1>
                     b)   CHASE MANHATTAN MTG CORP  <F1>
                     c)   COUNTRYWIDE FUNDING   <F1>
                     d)   FIRST UNION MTG CORP  <F1>
                     e)   FT MTG COMPANIES      <F1>
                     f)   HIBERNIA NATIONAL BANK  <F3>
                     g)   HOMESIDE LENDING INC (FL)  <F1>
                     h)   HUNTINGTON MTG CO      <F1>
                     i)   MERRILL LYNCH CREDIT CORP   <F1>
                     j)   MORGAN STANLEY DEAN WITTER  <F1>
                     k)   NATIONAL CITY MTG CO <F1>
                     l)   NORWEST MTG INC       <F1>
                     m)   PLYMOUTH SAVINGS BANK <F1>
                     n)   SUN TRUST MTG INC     <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.